Form 10-K
period 2014-02-28
CarMax Auto Owner Trust 2013-2
filed 2014-05-23
CIK 1575896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

333-174975-07

(Commission file number for the Issuing Entity)

CARMAX AUTO OWNER TRUST 2013-2

(Exact name of the Issuing Entity as specified in its charter)

333-174975

(Commission file number for the Depositor)

CARMAX AUTO FUNDING LLC

(Exact name of the Depositor as specified in its charter)

CARMAX BUSINESS SERVICES, LLC

(Exact name of the Sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization for the Issuing Entity and the Depositor)

46-6499934

(I.R.S. Employer Identification No. for the Issuing Entity)

01-0794037

(I.R.S. Employer Identification No. for the Depositor)

12800 Tuckahoe Creek Parkway, Suite 400, Richmond, VA 23238

(Address of principal executive offices, Zip Code)

(804) 935-4512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (The registrant is not currently required to submit such files)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by CarMax Auto Owner Trust 2013-2 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the asset-backed notes (the “Notes”) issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against CarMax Business Services, LLC (the “Sponsor” and, in its role as the servicer, the “Servicer”), CarMax Auto Funding LLC (the “Depositor”), Wells Fargo Bank, National Association (the “Indenture Trustee”), U.S. Bank Trust National Association (the “Owner Trustee”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that are material to holders of the Notes.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this report on Form 10-K. In addition, each of the Servicing Parties has provided an attestation report under Item 1122 of Regulation AB (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this report on Form 10-K. Neither of the Servicing Reports provided by the Servicer or the Indenture Trustee nor the Attestation Reports provided by the Servicer or the Indenture Trustee has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has completed a statement of compliance (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2014

CARMAX AUTO OWNER TRUST 2013-2

By:	CarMax Business Services, LLC,
as Servicer on behalf of CarMax Auto Owner Trust 2013-2

By:	/s/ Thomas W. Reedy
Name: Thomas W. Reedy
Title: Executive Vice President and Chief Financial Officer
(Senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Formation of CarMax Auto Funding LLC.*

3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**

4.1	Amended and Restated Trust Agreement dated as of May 1, 2013 between CarMax Auto Funding LLC, as depositor, and U.S. Bank Trust National Association, as owner trustee.***

4.2	Indenture dated as of May 1, 2013 between the Issuing Entity and Wells Fargo Bank, National Association, as indenture trustee (including forms of the Notes).***

10.1	Sale and Servicing Agreement dated as of May 1, 2013 among the Issuing Entity, CarMax Auto Funding LLC, as depositor, CarMax Business Services, LLC, as servicer, and Wells Fargo Bank, National Association, as backup servicer.***

10.2	Administration Agreement dated as of May 1, 2013 among the Issuing Entity, CarMax Business Services, LLC, as administrator, and Wells Fargo Bank, National Association, as indenture trustee.***

10.3	Receivables Purchase Agreement dated as of May 1, 2013 between CarMax Business Services, LLC, as seller, and CarMax Auto Funding LLC, as purchaser.***

31.1	Rule 13a-14(d)/15d-14(d) Certification of CarMax Auto Funding LLC (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria of CarMax Business Services, LLC.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo Bank, National Association.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of CarMax Business Services, LLC.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Wells Fargo Bank, National Association.

35.1	Annual Servicing Compliance Statement of CarMax Business Services, LLC.

*	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on September 26, 2003 (File No. 333-107925).
**	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on August 4, 2005 (File No. 333-127189).
***	Incorporated by reference from the current report on Form 8-K of CarMax Auto Funding LLC and the Issuing Entity filed on May 17, 2013 (File No. 333-107925 and File No. 333-174975-07).