Form 10-K
period 2015-02-28
CarMax Auto Owner Trust 2013-2
filed 2015-05-22
CIK 1575896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number of issuing entity: 333-174975-07

Central Index Key Number of issuing entity: 0001575896

CARMAX AUTO OWNER TRUST 2013-2

(Exact name of the Issuing Entity as specified in its charter)

Commission File Number of depositor: 333-174975

Central Index Key Number of depositor: 0001259380

CARMAX AUTO FUNDING LLC

(Exact name of the Depositor as specified in its charter)

Central Index Key Number of sponsor (if applicable): 0001601902

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against CarMax Business Services, LLC (the “Sponsor” and, in its role as the servicer, the “Servicer”), CarMax Auto Funding LLC (the “Depositor”), U.S. Bank Trust National Association (the “Owner Trustee”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that are material to holders of the Notes.

Wells Fargo Bank, National Association (the “Indenture Trustee”) has provided the following information for inclusion in this report:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities (“RMBS”) trusts (the “Complaint”). As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Date: May 22, 2015

CARMAX AUTO OWNER TRUST 2013-2

By: CarMax Business Services, LLC,
as Servicer on behalf of CarMax Auto Owner Trust 2013-2

By:	/s/ Thomas W. Reedy
Name:	Thomas W. Reedy
Title:	Executive Vice President and Chief Financial Officer
(Senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Formation of CarMax Auto Funding LLC.*

3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**

4.1	Amended and Restated Trust Agreement dated as of May 1, 2013 between CarMax Auto Funding LLC, as depositor, and U.S. Bank Trust National Association, as owner trustee.***

4.2	Indenture dated as of May 1, 2013 between the Issuing Entity and Wells Fargo Bank, National Association, as indenture trustee (including forms of the Notes).***

10.1	Sale and Servicing Agreement dated as of May 1, 2013 among the Issuing Entity, CarMax Auto Funding LLC, as depositor, CarMax Business Services, LLC, as servicer, and Wells Fargo Bank, National Association, as backup servicer.***

10.2	Administration Agreement dated as of May 1, 2013 among the Issuing Entity, CarMax Business Services, LLC, as administrator, and Wells Fargo Bank, National Association, as indenture trustee.***

10.3	Receivables Purchase Agreement dated as of May 1, 2013 between CarMax Business Services, LLC, as seller, and CarMax Auto Funding LLC, as purchaser.***

31.1	Rule 13a-14(d)/15d-14(d) Certification of CarMax Auto Funding LLC (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of CarMax Business Services, LLC.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo Bank, National Association.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of CarMax Business Services, LLC.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Wells Fargo Bank, National Association.

35.1	Annual Servicing Compliance Statement of CarMax Business Services, LLC.

*	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on September 26, 2003 (File No. 333-107925).
**	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on August 4, 2005 (File No. 333-127189).
***	Incorporated by reference from the current report on Form 8-K of CarMax Auto Funding LLC and the Issuing Entity filed on May 17, 2013 (File No. 333-107925 and File No. 333-174975-07).