Form 10-K
period 2016-02-29
CarMax Auto Owner Trust 2013-2
filed 2016-05-20
CIK 1575896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

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

(804) 935-4512
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (The registrant is not currently required to submit such files)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not applicable.

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

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by CarMax Auto Owner Trust 2013-2 (the "Issuing Entity").

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the asset-backed notes (the "Notes") issued by the Issuing Entity.

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

On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon, and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order (“Jan. 19 Order”) was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed the plaintiffs to file amended complaints, and three amended complaints have been filed. On March 28, 2016, certain plaintiffs filed a new complaint in state court in San Francisco, California, with regard to the trusts that had been dismissed in the Jan. 19 Order.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this report on Form 10-K. In addition, each of the Servicing Parties has provided an attestation report under Item 1122 of Regulation AB (each, an "Attestation Report") by an independent registered public accounting firm, which reports are also attached as exhibits to this report on Form 10-K. Neither of the Servicing Reports provided by the Servicer or the Indenture Trustee nor the Attestation Reports provided by the Servicer or the Indenture Trustee has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has completed a statement of compliance (a "Compliance Statement") signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this report on Form 10-K.

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

Date: May 20, 2016

CARMAX AUTO OWNER TRUST 2013-2

By:	CarMax Auto Funding LLC,
as Depositor on behalf of CarMax Auto Owner Trust 2013-2

By:	/s/ Andrew J. McMonigle
Name:	Andrew J. McMonigle
Title:	Vice President, Treasurer and Assistant Secretary
(Senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Formation of CarMax Auto Funding LLC.*
3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**
4.1	Indenture dated as of May 1, 2013 between the Issuing Entity and Wells Fargo Bank, National Association, as indenture trustee (including forms of the Notes).***
4.2	Amended and Restated Trust Agreement dated as of May 1, 2013 between CarMax Auto Funding LLC, as depositor, and U.S. Bank Trust National Association, as owner trustee.***
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
________________________________________________________________________
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